Form 10KSB
period 2003-12-31
EVERYDAY ASSEMBLY PRODUCTIONS INC
filed 2004-10-12
CIK 1105299

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

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

Total revenues for fiscal year ended December 31, 2003: $0

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

Results of Operations - During the period from October 20, 1999 through December 31, 2003, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2003, reflects a current asset value of $0.00, and a total asset value of $0.00.

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

Conflicts of Interest

         Certain conflicts of interest existed at December 31, 2003 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


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

1.       Financial Statements                                           Page

Robison, Hill & Co.'s Independent Auditor's Report                     F - 1

Balance Sheets
  December 31, 2003 and 2002                                           F - 2

Statements of Operations for the
  Years Ended December 31, 2003 and 2002                               F - 3

Statement of Stockholders' Equity
 Since July 2, 1997 (inception) to December 31, 2003                   F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2003 and 2002                               F - 5

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

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

                                        EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                                           (A Development Stage Company)

                                                        -:-

                                           INDEPENDENT AUDITOR'S REPORT

                                            December 31, 2003 AND 2002

                                                     CONTENTS


                                                                       Page

Independent Auditor's Report............................................F - 1

Balance Sheets
  December 31, 2003 and 2002............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2003 and 2002................................F - 3

Statement of Stockholders' Equity
 Since July 2, 1997 (inception) to December 31, 2003....................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2003 and 2002................................F - 5

Notes to Financial Statements...........................................F - 6

                                           INDEPENDENT AUDITOR'S REPORT


Everyday Assembly Productions, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Everyday Assembly Productions, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, and cash flows for the two years ended December 31, 2003, and the statement of stockholders' equity from July 2, 1997 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everyday Assembly Productions, Inc. (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                     /s/ Robison, Hill & Com
                                                    Certified Public Accountants

Salt Lake City, Utah
April 19, 2004

                                        EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                                          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $              818  $              518
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31,
    2003 and 2002                                                                         1,000               1,000
  Paid-In Capital                                                                         3,588               3,588
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                    (4,206) (3,906)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                            (818)               (518)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
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
                                                                                   October 20,
                                                                                      1999
                                                 For the year ended               inception of
                                                    December 31,                   development
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

                       EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE July 2, 1997 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at July 2, 1997 (inception)
                                                          -  $            - $           -  $            - $                 -
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                      1,000,000          1,000             -          (1,100)

Net Loss                                                  -              -             -            (100)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                      1,000,000          1,000             -          (1,200)                -

Capital contributed by shareholder                        -              -           350               -                 -
Net Loss                                                  -              -             -               -              (150)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                      1,000,000          1,000           350          (1,200)             (150)

Capital contributed by shareholder                        -              -         2,181               -                 -
Net Loss                                                  -              -             -               -            (2,181)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2000                      1,000,000          1,000         2,531          (1,200)           (2,331)
Capital contributed by shareholder                        -              -  1,057                      -                 -
Net Loss                                                  -              -             -               -            (1,275)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2001                      1,000,000          1,000         3,588          (1,200)           (3,606)

Net Loss                                                  -              -             -               -              (300)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2002                      1,000,000          1,000         3,588          (1,200) (3,906)

Net Loss                                                  -              -             -               -              (300)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2003                $     1,000,000  $       1,000  $      3,588   $      (1,200) $         (4,206)
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
                                                                                                      20, 1999
                                                                   For the years ended              Inception of
                                                                      December 31,                  Development
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

                                        EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $300 and $300 for the year ended December 31, 2003 and 2002 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

         The Company has no products or services as of December 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                                        EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                    (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                              ------              ------
                                                           (Numerator)         (Denominator)           Amount

                                                                   For the year ended December 31, 2003
Basic Loss per Share
Loss to common shareholders                             $             (300)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                   For the year ended December 31, 2002
Basic Loss per Share
Loss to common shareholders                             $             (300)           1,000,000  $                  -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2003 and 2002 and are thus not considered.

                                        EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                    (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,200 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - COMMITMENTS

         As of December 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                        EVERYDAY ASSEMBLY PRODUCTIONS, INC.
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                    (Continued)

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


                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:


                          Service                               2003                      2002
               ------------------------------          ----------------------     ---------------------
               Audit Fees                              $                        - $                       -
               Audit-Related Fees                                           -                         -
               Tax Fees                                                     -                         -
               All Other Fees                                               -                         -
                                                       ----------------------     ---------------------
               Total                                   $                        - $                       -
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

                                         Everyday Assembly Productions, Inc.

Dated: April 19, 2004
                                        By  /S/     B. Stephen Bailey
                                        -------------------------------------
                                        B. Stephen Bailey
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of April 2004.

Signatures & Title


/S/     B. Stephen Bailey
B. Stephen Bailey
President, Director
(Principal Executive Officer)